Form 10-Q
period 2005-03-31
ANIMAS CORP
filed 2005-05-16
CIK 1033660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
Yes ☐ No ☑.

Common stock, $0.01 par value, outstanding at May 6, 2005: 20,555,503 shares

ANIMAS CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ANIMAS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31, 2005	December 31, 2004
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$21,967	$30,867
Accounts receivable, net of allowance for doubtful accounts of $1,941 in 2005 and $1,702 in 2004	23,739	22,382
Inventories	12,438	10,924
Prepaid expenses and other current assets	2,634	1,378

Total current assets	60,778	65,551

Property and equipment, net	8,013	6,780

Deposits and other assets	3,554	3,654

Total assets	$72,345	$75,985

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$292	$398
Accounts payable	6,613	4,430
Accrued expenses	5,896	4,077

Total current liabilities	12,801	8,905

Other liabilities	1,781	1,820

Long-term debt	218	254

Total liabilities	14,800	10,979

Commitments and contingencies

Stockholders’ equity:
Series A, B, and C Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 20,544,504 shares in 2005 and 20,022,765 in 2004	205	200
Additional paid-in capital	167,653	164,784
Deferred compensation	(124)	(142)
Accumulated deficit	(110,189)	(99,836)

Total stockholders’ equity	57,545	65,006

Total liabilities and stockholders’ equity	$72,345	$75,985

The accompanying notes are an integral part of the consolidated financial statements.

ANIMAS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share data)
Net revenues	$19,348	$4,837

Operating expenses:
Cost of products sold	8,083	2,941
Research and development expenses	1,721	1,437
Selling, general and administrative expenses	10,742	8,439
Purchased in-process research and development	9,265	—

Total operating expenses	29,811	12,817

Loss from operations	(10,463)	(7,980)

Interest income	156	1
Interest expense	(46)	(105)

Net loss	$(10,353)	$(8,084)

Basic and diluted net loss attributable to common stockholders per share	$(0.51)	$(2.01)

Weighted average shares — basic and diluted	20,284,824	4,022,208

The accompanying notes are an integral part of the consolidated financial statements.

ANIMAS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2005
(in thousands, except share and per share data)

(unaudited)

					Additional			Total
	Preferred stock		Common stock		paid-in	Deferred	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	deficit	equity
Balance, December 31, 2004	—	$—	20,022,765	$200	$164,784	$(142)	$(99,836)	$65,006

Exercise of stock options to purchase common stock	—	—	492,002	5	2,551	—	—	2,556
Issuance of common stock upon exercise of warrants	—	—	17,500	—	160	—	—	160
Issuance of common stock under employee stock purchase plan	—	—	12,237	—	158	—	—	158
Amortization of deferred compensation	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(10,353)	(10,353)

Balance, March 31, 2005	—	$—	20,544,504	$205	$167,653	$(124)	$(110,189)	$57,545

The accompanying notes are an integral part of the consolidated financial statements.

ANIMAS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,353)	$(8,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	661	554
Non-cash compensation and interest expense	18	28
Write-off of in-process research and development	9,265	—
Bad debt expense	268	208
Other	—	11
Changes in net assets and liabilities:
Accounts receivable, net	(1,625)	663
Inventories	(1,368)	(1,626)
Cost associated with deferred revenue	—	(1,115)
Prepaid expenses and other current assets	(1,256)	339
Deposits and other assets	115	121
Restricted cash	—	550
Accounts payable	2,183	2,660
Accrued expenses and other liabilities	1,780	5,002

Net cash used in operating activities	(312)	(689)

Cash flows from investing activities:
Purchases of property and equipment	(693)	(582)
Payment for acquisition	(10,627)	—

Net cash used in investing activities	(11,320)	(582)

Cash flows from financing activities:
Proceeds from lines of credit	—	6,104
Repayments on lines of credit	—	(4,794)
Proceeds from issuance of common stock, net of offering costs	2,874	115
Proceeds from long-term debt	—	—
Repayments on long-term debt	(142)	(129)
Proceeds from sale of preferred stock	—	147

Net cash provided by financing activities	2,732	1,443

Net increase (decrease) in cash and cash equivalents	(8,900)	172

Cash and cash equivalents at beginning of period	30,867	384

Cash and cash equivalents at end of period	$21,967	$556

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

(2) Summary of Significant Accounting Policies

Unaudited Interim Results. The accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or eliminated. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period.

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

Accounts Receivable—Allowance for Doubtful Accounts. Accounts receivable consist of amounts due from third party payors (governmental and non-governmental), distributors, and patients. In estimating the collectability of accounts receivable, the Company analyzes historical bad debts, payor and patient concentrations, payor and patient credit-worthiness, and current economic trends. These allowances are recorded in the period when the revenue is recorded. Allowances are adjusted currently for any changes in estimated collections.

Accounts receivable are net of allowances for doubtful accounts of $1,941 and $1,702 at March 31, 2005 and December 31, 2004, respectively. Bad debt expense was $268 and $208 for the three months ended March 31, 2005 and March 31, 2004, respectively. The related write-offs of accounts receivable were $29 and $89 for the three months ended March 31, 2005 and March 31, 2004, respectively.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Cost for pumps includes material, labor and manufacturing overhead. Ancillary supplies inventory and raw materials inventory include material costs only.

Product Warranties. The Company provides a four-year warranty on its insulin pumps. Warranty expense is recorded in the period that product shipment occurs. The expense is based on historical experience and projected trends of warranty claims and the estimated cost to settle the claims. At March 31, 2005 and December 31, 2004, accrued product warranties totaled $1,942 and $1,349, respectively, and are classified as a current liability in “accrued expenses” ($962 and $350, respectively) and as a long-term liability in “other liabilities” ($980 and $999, respectively) in the accompanying consolidated balance sheets. Given the four-year warranty period of the Company’s insulin pumps, the portion of the warranty accrual classified as long-term represents the Company’s estimate of costs to settle warranty claims to be incurred in excess of one year from the balance sheet date.

A tabular reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$1,349	$1,734
Warranty expense	1,113	596
Warranty claims settled	(520)	(587)

Balance at end of period	$1,942	$1,743

Comprehensive Loss. Comprehensive loss represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. No separate statement of comprehensive loss has been presented because comprehensive loss was equal to net loss in the three months ended March 31, 2005 and March 31, 2004.

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

During the three months ended March 31, 2005, approximately 72% of the Company’s products were sold directly to patients. The Company bills these patients directly or bills their healthcare payors. Levels of reimbursements from third party payors vary depending upon the specific benefits provided under each patient’s coverage. At the time of sale, the Company records revenue net of a contractual allowance which represents the difference between the established billing rate and third party payor payments.

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

Revenues from products sold directly to domestic and international distributors are recognized upon shipment, and are approximately 28% of the Company’s products during the three months ended March 31, 2005. Distributors have no right of return. The Company has no post-shipment obligations to its distributors.

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

Had the Company determined compensation cost for options granted during the three months ended March 31, 2005 and 2004 and the employee stock purchase plan in 2005, based on the fair value method at the grant date under SFAS No. 148, the Company’s net loss and net loss per share would have been reported as follows:

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(10,353)	$(8,084)
Add – Non-cash employee compensation, as reported	8	8
Deduct – Total stock-based employee compensation expense determined under fair value-based method	(626)	(121)

Pro forma net loss attributable to common stockholders	$(10,971)	$(8,197)

Loss attributable to common stockholders per share:
Basic and diluted, as reported	$(0.51)	$(2.01)

Basic and diluted, pro forma	$(0.54)	$(2.04)

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

In December 2004, the FASB issued SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement, as amended, is effective as of the beginning of the fiscal year that begins after June 15, 2005. The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share noted above under “Stock-Based Compensation.” SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

(3) Acquired Technology

In March 2005, the Company acquired certain assets of Cygnus, Inc. for $10,627 in cash. The assets include substantially all of Cygnus’ intellectual property rights, fixed assets, supplier, manufacturing and license agreements, inventory and tangible personal property. The assets acquired were accounted for as an asset purchase as the acquired assets did not constitute a business. The purchase price was allocated as follows:

Inventories	$146
Property and equipment	1,201
Patents	15
Purchased in-process research and development	9,265

$10,627

The $9,265 of purchased in-process research and development was immediately charged to expense as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents apply had not yet reached technological feasibility and had no alternative future uses.

(4) Inventories

Inventories consist of the following as of:

	March 31,	December 31,
	2005	2004
Raw materials	$2,337	$2,225
Work in process	5,549	5,367
Finished goods	5,086	3,914
Less reserve for excess and obsolete inventory	(534)	(582)

	$12,438	$10,924

(5) Business Segment

A single management team reporting to the President and Chief Executive Officer comprehensively manages the business operations of the Company. The Company does not operate separate lines of business or separate business entities with respect to any of its products. In addition, the Company does not conduct any operations outside the United States. The Company does not prepare discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” International sales were 18% of net revenues for the three months ended March 31, 2005.

(6) Loss per Share

The table below sets forth the reconciliation of the numerators and the denominators of the Company’s basic and diluted loss per share computations for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
			Per Share
	Net Loss	Shares	Amount

2005
Basic	$(10,353)	20,284,824	$(0.51)
Dilutive effect of:
Stock options		—
Warrants		—

Diluted	$(10,353)	20,284,824	$(0.51)

2004
Basic	$(8,084)	4,022,208	$(2.01)
Dilutive effect of:
Stock options		—
Warrants		—

Diluted	$(8,084)	4,022,208	$(2.01)

For the three months ended March 31, 2005 and 2004, diluted loss per share is identical to basic loss per share as the Company is in a net loss position and the common equivalent shares are considered anti-dilutive. For the three months ended March 31, 2005, 2,079,601 common stock options and 130,640 common warrants were excluded from the diluted calculation because the effect would be anti-dilutive. For the three months ended March 31, 2004, 2,559,868 common stock options, 1,211,998 Series C warrants and 269,500 common warrants were excluded from the diluted calculation because the effect would be anti-dilutive.

(7) Subsequent event

In April 2005, the Company issued a recall of the IR 1250 pump due to a software bug involving use of the food database. The Company identified the software bug as a result of an investigation of a complaint from a customer regarding the use of the food database. There have been no reported adverse events as a result of this software bug. Approximately $326,000 was charged to expense for the recall and is included in the Consolidated Statements of Operations for the three months ended March 31, 2005.

The Company fixed this software bug and started shipping IR 1250 pumps with modified software on April 25, 2005. The Company has started replacing existing pumps for this recall and anticipates that in the next several months this recall should be completed.

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

Our actual results could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

•	failure to comply with any FDA or foreign regulations;

•	technical issues relating to the IR 1250 or the IR 1200 or any of the Company’s ancillary supplies;

•	competition;

•	the failure to sell any of the approximately $1.5 million of inventory of IR 1000 used pumps as a result of our upgrade program and warranty repair;

•	any significant disruption with vendors;

•	any failure to achieve and then maintain profitability;

•	an inability to attract and retain personnel;

•	the failure to successfully develop and commercialize the technologies acquired from Cygnus, Inc. and Debiotech, SA;

•	the failure of our ezSet infusion set to be fully-developed or commercially accepted;

•	technological breakthroughs in diabetes monitoring, treatment, or prevention that could render our products obsolete;

•	failure to capture recurring purchases of ancillary supplies by patients using our pumps;

•	an inability to adequately protect our intellectual property;

•	product liability lawsuits;

•	the failure to secure or retain third party coverage or reduced reimbursement for our products by third party payors; and,

•	general economic conditions.

These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the Securities and Exchange Commission, particularly the section entitled “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law.

We do not undertake any duty to update after the date of this report any of the forward-looking statements in this report to conform them to actual results.

Overview

We design, develop, manufacture, and sell external insulin pumps for people with diabetes. We were incorporated in Delaware in July 1996 and introduced our first generation pump in July 2000. We began shipping our third generation pump, the IR 1200, in April 2004 and in February 2005, we began to ship the IR 1250. The IR 1250 utilizes the IR 1200 platform but includes additional software which incorporates a food database of up to 500 items and tunes for alerts. We believe that the IR 1200 and the IR 1250 are the smallest full-featured insulin pumps on the market. The IR 1200 and 1250 pumps have a large display, long battery life, precise insulin delivery, and enhanced waterproof integrity. We also provide ancillary supplies on an ongoing basis for patients using our pumps, including insulin cartridges, infusion sets, batteries, and various accessories. We provide extensive education programs and services to people with diabetes.

Our approximately 50 person direct sales force promotes our pump in the United States to healthcare professionals and patients. In addition, our approximately 70 diabetes educators, or clinical managers, train and provide clinical support to patients in the United States. We use domestic and international distributors to market, sell, and service our products.

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

In accordance with U.S. generally accepted accounting principles, we deferred the recognition of all net revenues for IR 1000 pumps shipped under the upgrade program. We did not recognize the net revenue on an IR 1000 pump shipped under this program until either the IR 1200 replacement pump was shipped to the patient requesting an upgrade or the patient declined the upgrade. All IR 1000 pumps shipped to new patients domestically during the Period were subject to this upgrade program. We also deferred the associated cost of products sold on shipments of pumps under the upgrade program. Net revenues were recognized when we shipped the IR 1200 pump to the patient or when the patient declined to be part of the upgrade program. The deferred cost represented the estimated recoverable inventory costs of the IR 1000 pumps when they were returned to us. When we shipped an IR 1200 as a replacement pump, we recorded the cost of the IR 1200 pump as cost of products sold at that time.

Cost of Products Sold. Cost of products sold includes material costs, other direct and indirect manufacturing costs, shipping and handling costs, and product warranty expense. We purchase components and raw materials from third party vendors and assemble them into insulin pumps at our manufacturing facility in West Chester, Pennsylvania. Insulin cartridges and certain other supplies are manufactured for us in Asia and Europe, as well as in the United States under agreements with third party suppliers. All purchases sourced from vendors or suppliers outside the United States are invoiced in U.S. dollars.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in the accompanying consolidated financial statements. The critical accounting policies described below are those which we believe require estimates based on assumptions that are uncertain at the time the estimates are made, and for which different accounting estimates that management could have reasonably used would have had a material impact on reported financial information. Management has discussed the development and selection of our critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

During the three months ended March 31, 2005, approximately 72% of our products were sold directly to patients. We bill these patients directly or bill their healthcare payors. Levels of reimbursements from third party payors vary depending upon the specific benefits provided under each patient’s coverage. At the time of sale, we record revenues net of third party contractual allowances, which represent the difference between the established billing rate and third party payor payments.

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

Three Months Ended March 31, 2005 and 2004

Results of Operations. The following tables set forth, for the quarters indicated, certain operational information. A percentage breakdown of net revenues is presented for certain operational items. The breakdown of cost of products sold and gross margin is presented as a percentage of these respective items.

	Three Months Ended March 31,
	2005		2004		Change, 2005/2004
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Operations
Net revenues	$19,348	100.0%	$4,837	100.0%	$14,511	300.0%
Operating expenses:
Cost of products sold	8,083	41.8	2,941	60.8	5,142	174.8
Research and development expenses	1,721	8.9	1,437	29.7	284	19.8
Selling, general and administrative expenses	10,742	55.5	8,439	174.5	2,303	27.3
Purchased in-process research and development	9,265	47.9	—	—	9,265	—

Total operating expenses	29,811	154.1	12,817	265.0	16,994	132.6

Loss from operations	(10,463)	(54.1)	(7,980)	(165.0)	(2,483)	(31.1)
Interest income	156	0.8	1	—	155	NM
Interest expense	(46)	(0.2)	(105)	(2.1)	59	56.2

Net loss	$(10,353)	(53.5)%	$(8,084)	(167.1)%	$(2,269)	(28.1)%

	Three Months Ended March 31,
	2005		2004		Change, 2005/2004
	$	%	$	%	$	%
	(in thousands)
Net Revenues, Cost of Products Sold and Gross Margin

Net revenues (dollars and as a percent of total)
Insulin pumps	$12,710	65.7%	$1,171	24.2%	$11,539	985.4%
Ancillary supplies	6,638	34.3	3,666	75.8	2,972	81.1

Total	$19,348	100.0%	$4,837	100.0%	$14,511	300.0%

Cost of products sold (dollars and as a percent of total)
Insulin pumps	$4,379	54.2%	$834	28.4%	$3,545	425.1%
Ancillary supplies	3,704	45.8	2,107	71.6	1,597	75.8

Total	$8,083	100.0%	$2,941	100.0%	$5,142	174.8%

Gross margin (dollars and as a percent of total)
Insulin pumps	$8,331	74.0%	$337	17.8%	$7,994	2,372.1%
Ancillary supplies	2,934	26.0	1,559	82.2	1,375	88.2

Total	$11,265	100.0%	$1,896	100.0%	$9,369	494.1%

	Three Months Ended March 31,
	2005	2004
Gross margin % (as a percent of net revenues)
Insulin pumps	65.5%	28.8%
Ancillary supplies	44.2%	42.5%
Total	58.2%	39.2%

Net Revenues. Net revenues were $19.3 million and $4.8 million, respectively, for the three months ended March 31, 2005 and 2004. Net revenues increased by $14.5 million, or 300.0% in the three months ended March 31, 2005 from the comparable period of 2004. The increase was caused by the positive reception to the IR 1250 pump launch in the U.S., the positive international market response of the IR 1200 pump and increased sales of ancillary supplies. In the three months ended March 31, 2004, net revenues excluded $4.5 million of revenue deferred due to the pump upgrade program and $2.3 million of revenue delayed as we stopped shipping orders in March 2004 in anticipation of the launch of the IR 1200 in April 2004. Net revenues from domestic and foreign sales were $15.9 million and $3.4 million, respectively, in the three months ended March 31, 2005 and $3.9 million and $0.9 million, respectively, in the three months ended March 31, 2004. Pump net revenues increased by $11.5 million primarily due to increases in unit shipments due to the continued strong demand for the IR 1250 within the United States and the IR 1200 internationally. Our average selling price of pumps remained relatively stable over this period.

Net revenues from ancillary supplies, consisting of infusion sets, pump cartridges and other ancillary supplies increased by $3.0 million in the three months ended March 31, 2005 versus the comparable period of 2004. The increase was due to increased unit sales, while prices remained near prior period levels. The growth also reflected our growth in the number of patients using our pumps in 2005 and our retention of patients from prior years.

We anticipate net revenues for pumps and ancillary supplies to continue to increase in 2005 as we further expand domestically, internationally and grow the ancillary supplies market.

Cost of Products Sold. Cost of products sold increased by $5.1 million, or 174.8%, to $8.1 million in the three months ended March 31, 2005 from $2.9 million in the comparable period of 2004. The increase was primarily due to the increased volume of sales. However, as a percentage of net revenues, cost of products sold decreased to 41.8% in the three months ended March 31, 2005 from 60.8% in the comparable period of 2004. Primary factors that contributed to the decrease included better absorption of manufacturing overhead costs associated with increased production volumes and improvement in labor and manufacturing efficiency. Cost of insulin pumps sold increased by $3.5 million, or 425.1% in the three months ended March 31, 2005 as compared to the comparable period of 2004. The rate of this increase was lower than the rate of increase of pump sales due to the economies and efficiencies described above.

Gross Margin. Gross margin increased to 58.2% in the three months ended March 31, 2005 from 39.2% in the comparable period of 2004. Gross margin for pumps increased to 65.5% in the three months ended March 31, 2005 from 28.8% in the comparable period of 2004 due to better absorption of overhead associated with increased sales volume and lower cost of raw materials, which offset the adverse effect of the higher international sales and increased warranty charges. Ancillary supplies gross margin increased to 44.2% in the three months ended March 31, 2005 from 42.5% in the comparable period of 2004. Gross margin improvement for ancillary supplies was due to lower cost sources of supply.

It is anticipated that the gross margin and gross margin percentage will continue to improve in 2005. Reasons for this improvement include the introduction of our ezSet infusion system, further reductions of the costs of our existing disposables, and increased absorption of manufacturing overheads.

Research and Development. Research and development expenses increased $284,000, or 19.8%, to $1.7 million in the three months ended March 31, 2005 from $1.4 million in the comparable period of 2004 reflecting increased spending on activities to improve existing products and develop new products. As a percentage of net revenues, research and development expenses decreased to 8.9% in the three months ended March 31, 2005 from 29.7% in the comparable period of 2004.

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

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased by $2.3 million, or 27.3%, to $10.7 million in the three months ended March 31, 2005 from $8.4 million in the comparable period of 2004. However, as a percentage of net revenues, SG&A expenses decreased to 55.5% in the three months ended March 31, 2005 from 174.5% in the comparable period of 2004.

Of the increase, $678,000 was primarily related to higher costs principally associated with increased headcount in the sales, clinical, and marketing functions supporting increased selling activity for existing pumps and ancillary supplies, as well as the launch of the IR 1200 and IR 1250. In addition, higher insurance costs of $334,000, depreciation expense of $138,000, expenses of approximately $326,000 related to correct the software bug in the IR 1250, and rent expense of $99,000 contributed to higher SG&A costs in the three months ended March 31, 2005. The remaining increase is primarily attributable to increased marketing and promotional expenses and general and administrative expenses associated with operating as a public company.

We expect SG&A expenses to increase in absolute dollars in 2005 from 2004 as we expand our sales, clinical, and marketing efforts to support our growing business. However, we expect that SG&A expenses should continue to decline as a percent of net revenues as we continue to leverage our existing infrastructure.

Purchased in-process research and development. In March 2005, we completed our acquisition of certain assets of Cygnus, Inc. for $10.6 million in cash, of which $9.3 million was immediately charged to expense to purchased in-process research and development as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents apply had not yet reached technological feasibility and had no alternative future uses.

Interest Income. Interest income increased to $156,000 in the three months ended March 31, 2005 from $1,000 in the comparable period of 2004. The increase was primarily due to a higher investment balance as a result of the initial public offering in May 2004.

Interest Expense. Interest expense decreased to $46,000 in the three months ended March 31, 2005 from $105,000 in the comparable period of 2004. This reflects a lower outstanding debt balance than in the comparable period.

Net Loss. We reported a net loss of $10.4 million in the three months ended March 31, 2005 as compared to a net loss of $8.1 million in the comparable period of 2004. The loss for the three months ended March 31, 2005 was primarily due to the write-off of $9.3 million of the Cygnus asset purchase as purchased in-process research and development and the charge associated with the recall of the IR 1250 pumps of $326,000. The net loss for the three months ended 2004 was impacted by the pump upgrade program and the delay of shipments of pumps from March to April 2004.

Seasonality and Quarterly Results

Our business is affected by the reimbursement practices of third party payors. Many patients defer purchasing discretionary durable medical equipment, such as our insulin pumps, until they have satisfied their insurance deductibles which typically occur in the latter half of the calendar year.

	Quarterly Results
	2005	2004
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$19,348	$4,837	$20,420	$22,654	$20,015
Gross margin	11,265	1,896	13,083	13,988	11,973
Net income (loss)	(10,353)	(8,084)	2,636	2,819	(14,033)
Basic net income (loss) per share	(0.51)	(2.01)	0.24	0.15	(0.71)
Diluted net income (loss) per share	(0.51)	(2.01)	0.14	0.14	(0.71)

In the first quarter of 2004, our net revenues were $4.8 million as we deferred $4.5 million of net revenues resulting from the pump upgrade program initiated in November 2003. Additionally, our net revenues, in the first quarter of 2004, were impacted by our decision to stop shipment of pumps for the last three weeks in March 2004 in anticipation of the launch of the IR 1200 in April 2004. Revenue for the second quarter of 2004 benefited from the shipment of $2.3 million in revenue delayed at the end of the first quarter and an additional $3.7 million of revenue previously deferred as a result of the pump upgrade program and due to increased demand for our pumps and ancillary supplies. Revenue for the third quarter of 2004 benefited from $5.5 million of revenue previously deferred as a result of the pump upgrade program and due to increased demand for our pumps and ancillary supplies. Net revenue in the fourth quarter of 2004 fell slightly, despite increased demand, as we completed the upgrade program during the third quarter of 2004 and there was no recognition of revenues previously deferred from prior periods. Net revenue in the first quarter of 2005 fell slightly from fourth quarter 2004 as the first quarter revenues tend to decline from the prior year’s fourth quarter as patients typically have met their insurance deductibles and by the higher proportion of revenues stemming from international sales, which typically have lower selling prices than domestic sales.

In the first quarter of 2004, the gross margin percentage was 39.2% due to the deferral of net revenues and associated costs due to the upgrade program and the decision to stop shipments of pumps for the last three weeks of March 2004. The gross margin in the second quarter of 2004 increased to 64.1% as a result of the increased absorption of overhead due to the increased volume of pumps from the pump upgrade program and the shipment in the second quarter of the unfulfilled orders from the first quarter, which combined contributed 3.7% to the improvement of gross margins. Gross margin in the third quarter of 2004 was 61.7%, which reflected a benefit of approximately 4.9% from the increased volume of the pump upgrade program, which offset the additional costs of approximately $439,000 due to increased costs associated with production ramp-up of the IR 1200. Gross margin in the fourth quarter of 2004 was 59.8%, with no benefit from the pump upgrade program as our obligation was completed in September 2004. Gross margin in the first quarter of 2005 was 58.2%. Gross margin was adversely affected by a higher proportion of revenues stemming from international sales and increased warranty reserve charges.

In the first quarter of 2004 the net loss was $8.1 million. Approximately $4.7 million of the net loss was attributed to the pump upgrade program and the resulting deferral of net revenues and associated costs and our decision to stop the shipment of pumps for the last three weeks of March 2004. In the second quarter of 2004, net income increased to $2.6 million. This was the result of additional revenue associated with the shipment of additional pumps due to the pump upgrade program, the shipment in the second quarter of the unfulfilled orders from the first quarter and the increased demand. Net income increased to $2.8 million in the third quarter of 2004 due to the additional revenue associated with the shipment of additional pumps due to the pump upgrade program and the increased demand for both pumps and ancillary supplies. The net loss in the fourth quarter of 2004 was due to the write-off of purchased in-process research and development of $14.5 million. Of the $10.4 million of net loss in the first quarter of 2005, $9.3 million was due to the write-off of the purchased in-process research and development and $326,000 was due to a charge taken for the recall of the IR 1250 pump.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of equity securities. On May 25, 2004, we closed our IPO of 4,250,000 shares of our common stock at $15.00 per share. Additionally, the underwriters exercised the over-allotment option for the purchase of 637,500 additional shares of our common stock at the offering price of $15.00. Net proceeds, including the exercise of the over-allotment option, were approximately $65.7 million.

In addition, we have funded our operations through lines of credit and long-term debt and lease financing. We have a line of credit with a bank, totaling $6.0 million, of which no amount was outstanding at March 31, 2005.

Cash Used in Operating Activities. Cash used in operating activities was $312,000 and $689,000 in the three months ended March 31, 2005 and 2004, respectively. The major use of cash for the three months ended March 31, 2005 was primarily for working capital and the funding of the loss of $10.4 million, which included the write-off of $9.3 million of purchased in-process research and development. The major use of cash for the three months ended March 31, 2004 was to fund the loss of $8.1 million offset by changes in working capital, principally deferred revenue and accounts payable. Accounts receivable increased by $1.6 million due primarily to the growth of our business and increased sales to Medicare and Medicaid patients, which are traditionally slow payment payors. Our inventory increased by $1.4 million during the three months ended March 31, 2005 due primarily to the growth of our business and the introduction of new products. The working capital increases were partially offset by increases in accounts payable and accrued expense and other liabilities.

Cash Used in Investing Activities. Cash used in investing activities was $11.3 million and $582,000 for the three months ended March 31, 2005 and 2004, respectively. The major use of cash during 2005 was primarily for the Cygnus, Inc. technology acquisition. Additionally, investing activities consisted of the purchase of approximately $693,000 and $582,000 of capital expenditures for the three months ended March 31, 2005 and 2004, respectively, primarily for manufacturing equipment and computer equipment to support the growth in our business during the period and to position us for expected growth in 2005 and beyond.

Cash Provided by Financing Activities. Net cash provided by financing activities was $2.7 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. The net cash provided by financing activities during the three months ended March 31, 2005 was primarily due to the exercises of stock options and warrants. These amounts were partially offset by the repayment of debt. The net cash provided by financing activities during the three months ended March 31, 2004 was primarily due to net proceeds of $1.3 million from borrowings.

Bank Credit Facilities. We have a line of credit with a bank under which we can borrow a maximum of $6.0 million at an interest rate of 1.75% above the bank’s prime rate. This line of credit contains a debt covenant that requires that we maintain a certain net worth throughout the term of this line of credit. We were in compliance with this covenant at March 31, 2005. Borrowings under this facility are limited to 75% of our eligible accounts receivable, which generally consist of our accounts receivable that are less than 120 days old and 25% of our eligible inventory. Borrowings are secured by a pledge of substantially all of our assets. As of March 31, 2005, there was no amount outstanding on this line of credit.

Equipment Financing. In November 2002, we entered into an equipment lease loan with a bank for $1.0 million. This loan bears interest at a rate of 1.5% above the prime rate and matures on November 4, 2005. The principal is paid in monthly installments of $28,000. As of March 31, 2005, the principal amount outstanding was $140,000.

Operating Leases. At March 31, 2005, commitments related to future lease payments under operating leases, including the lease for our new facility, are $863,000 in 2005, $1.2 million in 2006, $1.2 million in 2007, $1.2 million in 2008, $1.3 million in 2009, and $5.7 million beyond 2009. There were no material commitments related to future capital expenditures on approved projects at March 31, 2005. At March 31, 2005, we had $550,000 outstanding on a letter of credit for a security deposit on the lease for our facility.

As of March 31, 2005, we had cash and cash equivalents of $22.0 million. We expect to have negative cash flows for 2005 resulting primarily from the $10.6 million acquisition of the Cygnus technology. Additionally, we expect increased selling and administrative expenses, as well as, we continue to increase spending for personnel and infrastructure improvement. We believe that our current cash, line of credit, and any cash generated from our operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into 2006 and the foreseeable future. If existing cash and any cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity or debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our operations result primarily from changes in interest rates. As of March 31, 2005, cash equivalents of $19.7 million were maintained in money market funds of short-term duration. The interest rate on our credit facilities is based off the prime rate of our lenders. As of March 31, 2005, we had no amounts outstanding under our credit facilities.

Although approximately 18% of our net revenues for the three months ended March 31, 2005 were derived from sales outside of the United States and certain of our product components are sourced from suppliers outside of the United States, all of our transactions are invoiced in U.S. dollars. Accordingly, we have no direct exposure to currency exchange risk. However, future fluctuations in the value of the U.S. dollar may affect demand for our products sold in foreign countries and the cost of our foreign-sourced components. As of March 31, 2005, we were not engaged in any foreign currency hedging activities.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 which materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting the foregoing expenses) were $65,745,361. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

Purchases of real estate	—
Acquisitions of technology	22,868,631
Repayment of indebtedness	4,767,234
Working capital	18,361,516
Cash equivalents	19,747,980

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

Item 5. Other Information

     None.

Item 6. Exhibits

(31.1)	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

(32.1)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Richard Baron

Richard Baron
Vice President, Finance and Chief Financial Officer

DATE: May 16, 2005	Animas Corporation (Registrant)