Form 10-Q
period 2005-09-30
ANIMAS CORP
filed 2005-11-21
CIK 1033660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
Common stock, $0.01 par value, outstanding at November 18, 2005: 20,758,402 shares

ANIMAS CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANIMAS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30, 2005	December 31, 2004
	(in thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$17,936	$30,867
Short-term investments	1,839	—
Accounts receivable, net of allowance for doubtful accounts of $1,900 in 2005 and $1,702 in 2004	22,336	22,382
Inventories	15,128	10,924
Prepaid expenses and other current assets	2,868	1,378

Total current assets	60,107	65,551

Property and equipment, net	7,560	6,780

Deposits and other assets	3,526	3,654

Restricted cash	550	—

Total assets	$71,743	$75,985

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$161	$398
Accounts payable	7,591	4,430
Accrued expenses	6,016	4,077

Total current liabilities	13,768	8,905

Other liabilities	1,695	1,820

Long-term debt	157	254

Total liabilities	15,620	10,979

Commitments and contingencies

Stockholders’ equity:
Series A, B, and C Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 20,720,271 shares in 2005 and 20,022,765 in 2004	207	200
Additional paid-in capital	168,880	164,784
Deferred compensation	(107)	(142)
Accumulated deficit	(112,857)	(99,836)

Total stockholders’ equity	56,123	65,006

Total liabilities and stockholders’ equity	$71,743	$75,985

The accompanying notes are an integral part of the consolidated financial statements.

ANIMAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Net revenues	$21,705	$22,654	$62,493	$47,911

Operating expenses:
Cost of products sold	8,109	8,666	27,778	18,944
Research and development expenses	2,226	1,746	6,007	4,564
Selling, general and administrative expenses	11,055	9,519	32,755	26,940
Purchased in-process research and development	—	—	9,265	—

Total operating expenses	21,390	19,931	75,805	50,448

Income (loss) from operations	315	2,723	(13,312)	(2,537)

Interest income	139	155	430	209
Interest expense	(36)	(59)	(139)	(301)

Net income (loss)	$418	$2,819	$(13,021)	$(2,629)

Basic net income (loss) per share	$0.02	$0.15	$(0.63)	$(0.23)

Diluted net income (loss) per share	$0.02	$0.14	$(0.63)	$(0.23)

Weighted average shares – basic	20,693,422	19,215,289	20,523,626	11,453,535

Weighted average shares – diluted	21,642,133	20,804,281	20,523,626	11,453,535

The accompanying notes are an integral part of the consolidated financial statements.

ANIMAS CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2005
(unaudited)

							Unrealized
					Additional		losses		Total
	Preferred stock		Common stock		paid-in	Deferred	on available for	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	sale securities	deficit	equity
					(in thousands, except share data)
Balance, December 31, 2004	—	$—	20,022,765	$200	$164,784	$(142)	$—	$(99,836)	$65,006

Exercise of stock options to purchase common stock	—	—	649,632	7	3,572	—	—	—	3,579
Issuance of common stock upon exercise of warrants	—	—	25,127	—	228	—	—	—	228
Issuance of common stock under employee stock purchase plan	—	—	22,747	—	296	—	—	—	296
Amortization of deferred compensation	—	—	—	—	—	35	—	—	35
Net loss	—	—	—	—	—	—	—	(13,021)	(13,021)

Balance, September 30, 2005	—	$—	20,720,271	$207	$168,880	$(107)	$—	$(112,857)	$56,123

The accompanying notes are an integral part of the consolidated financial statements.

ANIMAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,021)	$(2,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,184	1,583
Non-cash compensation and interest expense	35	85
Purchase of in-process research and development	9,265	—
Bad debt expense	1,618	729
Other	—	12
Changes in net assets and liabilities:
Accounts receivable, net	(1,572)	(7,961)
Inventories	(4,058)	(4,748)
Cost associated with deferred revenue	—	1,025
Prepaid expenses and other current assets	(1,490)	(734)
Deposits and other assets	143	204
Restricted cash	(550)	550
Accounts payable	3,161	2,931
Accrued expenses and other liabilities	1,814	(3,539)

Net cash used in operating activities	(2,471)	(12,492)

Cash flows from investing activities:
Purchases of property and equipment	(1,763)	(3,100)
Purchases of short-term investments	(5,639)	—
Sales of short-term investments	3,800	—
Payment for acquisition	(10,627)	—

Net cash used in investing activities	(14,229)	(3,100)

Cash flows from financing activities:
Proceeds from lines of credit	—	12,102
Repayments on lines of credit	—	(14,759)
Proceeds from initial public offering, net of offering costs	—	65,745
Proceeds from exercise of common stock options and warrants	3,807	731
Employee stock purchase plan purchases	296	—
Repayments on long-term debt	(334)	(410)
Proceeds from sale of preferred stock	—	407

Net cash provided by financing activities	3,769	63,816

Net increase (decrease) in cash and cash equivalents	(12,931)	48,224
Cash and cash equivalents at beginning of period	30,867	384

Cash and cash equivalents at end of period	$17,936	$48,608

The accompanying notes are an integral part of the consolidated financial statements.

ANIMAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
(1) Organization and Description of Business
Animas Corporation (the “Company”) manufactures and distributes insulin pumps as well as ancillary pump supplies required for the use of the pump. The Company, a Delaware corporation founded in 1996, is located in West Chester, Pennsylvania. The Company received clearance from the Food and Drug Administration (the “FDA”) for its first insulin pump in February 2000 and began shipping this product in July 2000. The Company received clearance for its third-generation pump, the IR 1200, in October 2003 and began shipping it in April 2004. In December 2004, the Company received clearance for its newest pump, the IR 1250, and began shipping it in February 2005. In the United States, the Company generally markets its products through both a direct sales force and distributors. All of the Company’s operations are located in the United States. Although most of the Company’s sales of product to patients occur in the United States, it has contracted with independent distributors to sell products in Australia, Austria, Canada, the Czech Republic, France, Finland, Greece, Germany, Hungary, India, the Republic of Ireland, Israel, Italy, New Zealand, Spain, Sweden and the United Kingdom. The Company is also developing micro-pump and micro-needle technologies, a continuous glucose monitoring device, and an implantable glucose sensor for people with insulin-requiring diabetes.
(2) Summary of Significant Accounting Policies
Unaudited Interim Results. The accompanying consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and nine months ended September 30, 2005 and September 30, 2004 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or eliminated. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period.
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
Accounts receivable are net of allowances for doubtful accounts of $1,900 and $1,702 at September 30, 2005 and December 31, 2004, respectively. Bad debt expense was $862 and $1,618 for the three and nine months ended September 30, 2005 and $287 and $729 for the three and nine months ended September 30, 2004, respectively. The related write-offs of accounts receivable were $1,023 and $1,420 for the three and nine months ended September 30, 2005 and $89 and $369 for the three and nine months ended September 30, 2004, respectively.
Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Cost for pumps includes material, labor and manufacturing overhead. Ancillary supplies inventory and raw materials inventory include material costs only.

Product Warranties. The Company provides a four-year warranty on its insulin pumps. Warranty expense is recorded in the period that product shipment occurs. The expense is based on historical experience and projected trends of warranty claims and the estimated cost to settle the claims. At September 30, 2005 and December 31, 2004, accrued product warranties totaled $2,465 and $1,349, respectively, and are classified as a current liability in “accrued expenses” ($1,550 and $350, respectively) and as a long-term liability in “other liabilities” ($915 and $999, respectively) in the accompanying consolidated balance sheets. Given the four-year warranty period of the Company’s insulin pumps, the portion of the warranty accrual classified as long-term represents the Company’s estimate of costs to settle warranty claims to be incurred in excess of one year from the balance sheet date.
A tabular reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,604	$1,737	$1,349	$1,734
Warranty expense	1,360	856	4,345	1,661
Warranty claims settled	(1,499)	(986)	(3,229)	(1,788)

Balance at end of period	$2,465	$1,607	$2,465	$1,607

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
During the nine months ended September 30, 2005 and 2004, approximately 75% and 82%, respectively, of the Company’s products were sold directly to patients. The Company bills these patients directly or bills their healthcare payors. Levels of reimbursements from third party payors vary depending upon the specific benefits provided under each patient’s coverage. At the time of sale, the Company records revenue net of a contractual allowance which represents the difference between the established billing rate and third party payor payments.
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
Revenues from products sold directly to domestic and international distributors are recognized upon shipment, and are approximately 25% and 18% of the Company’s products during the nine months ended September 30, 2005 and 2004, respectively. Distributors have no right of return. The Company has no post-shipment obligations to its distributors.
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

Had the Company determined compensation cost for options granted during the three and nine months ended September 30, 2005 and 2004 and the employee stock purchase plan in 2005, based on the fair value method at the grant date under SFAS No. 148, the Company’s net income (loss) and net income (loss) per share would have been reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$418	$2,819	$(13,021)	$(2,629)
Add – Non-cash employee compensation, as reported	8	8	24	24
Deduct – Total stock-based employee compensation expense determined under fair value-based method	(1,064)	(154)	(2,526)	(433)

Pro forma net income (loss)	$(638)	$2,673	$(15,523)	$(3,038)

Income (loss) per share:
Basic, as reported	$0.02	$0.15	$(0.63)	$(0.23)

Basic, pro forma	$(0.03)	$0.14	$(0.76)	$(0.27)

Diluted, as reported	$0.02	$0.14	$(0.63)	$(0.23)

Diluted, pro forma	$(0.03)	$0.13	$(0.76)	$(0.27)

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

(3) Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$418	$2,819	$(13,021)	$(2,629)
Other comprehensive loss:
Unrealized gains/losses on available for sale securities	2	—	—	—

Comprehensive income (loss)	$420	$2,819	$(13,021)	$(2,629)

(4) Short-term Investments
Short-term investments consist of fixed income securities with original maturities of greater than three months and less than one year. All investments are classified as “available for sale.” At September 30, 2005, $1.8 million was maintained in commercial paper. For the nine months ended September 30, 2005, there were no unrealized gains or losses. There were no short-term investments at December 31, 2004.
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

(6) Inventories
Inventories consist of the following as of:

	September 30,	December 31,
	2005	2004
Raw materials	$2,197	$2,225
Work in process	8,686	5,367
Finished goods	5,734	3,914
Less reserve for excess and obsolete inventory	(1,489)	(582)

	$15,128	$10,924

In June 2005, the Company recorded a $1.7 million write-down of the IR 1000 insulin pumps returned to inventory under the pump upgrade program as the Company decided to concentrate its international marketing efforts in the European market, which is growing rapidly, and shift its marketing focus away from distributing the IR 1000 in third-world markets, as originally planned. Further, the Company increased certain reserves by $1.1 million for the costs of replacing circuit boards containing a now-discontinued component with boards containing a substitute component during the refurbishment process of certain IR 1200 insulin pumps. The replacement circuit boards support the additional functionality of the newer insulin pump models.
At September 30, 2005 and December 31, 2004, work in process included $5.7 million and $3.3 million, respectively, of refurbished pumps. The increase in the work in process was due to the Company’s decision during the third quarter of 2005 to ship new versus refurbished pumps to customers. The Company has resumed shipping these refurbished pumps during the fourth quarter of 2005 and intends to sell these pumps under certain government payor programs and internationally. The Company believes these pumps are fully realizable.
(7) Business Segment
A single management team reporting to the President and Chief Executive Officer comprehensively manages the business operations of the Company. The Company does not operate separate lines of business or separate business entities with respect to any of its products. In addition, the Company does not conduct any operations outside the United States. The Company does not prepare discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” International sales were 12% and 14% of net revenues for the three and nine months ended September 30, 2005, respectively.
(8) Income (Loss) per Share
The table below sets forth the reconciliation of the numerators and the denominators of the Company’s basic and diluted income (loss) per share computations for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Per Share			Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount
2005
Basic	$418	20,693,422	$0.02	$(13,021)	20,523,626	$(0.63)
Dilutive effect of:
Stock options		862,546			—
Stock purchase plan		2,217			—
Warrants		83,948			—

Diluted	$418	21,642,133	$0.02	$(13,021)	20,523,626	$(0.63)

2004
Basic	$2,819	19,215,289	$0.15	$(2,629)	11,453,535	$(0.23)
Dilutive effect of:
Stock options		1,491,007			—
Warrants		97,985			—

Diluted	$2,819	20,804,281	$0.14	$(2,629)	11,453,535	$(0.23)

For the nine months ended September 30, 2005 and 2004, diluted loss per share is identical to basic loss per share as the Company is in a net loss position and the common equivalent shares are considered anti-dilutive. For the three months ended September 30, 2005, 200,210 common stock options were excluded from the diluted calculation because the effect would be anti-dilutive. For the nine months ended September 30, 2005, 2,101,167 common stock options, 7,665 options associated with the employee stock purchase plan and 125,200 common stock warrants were excluded from the diluted calculation because the effect would be anti-dilutive. For the three months ended September 30, 2004, 2,334 common stock options were excluded from the diluted calculation because the effect would be anti-dilutive. For the nine months ended September 30, 2004, 2,513,232 common stock options and 159,693 common stock warrants were excluded from the diluted calculation because the effect would be anti-dilutive.

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
Our actual results could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:
•	failure to comply with any FDA or foreign regulations;

•	technical issues relating to the IR 1250 or the IR 1200 or any of the Company’s ancillary supplies;

•	competition;

•	the failure to develop a market for pumps returned to the Company as a loaner, demo, or a warranty replacement and subsequently refurbished and recertified;

•	any significant disruption with vendors including parts purchased by the Company that may be discontinued by the vendor;

•	any failure to maintain profitability;

•	an inability to attract and retain personnel;

•	the failure to successfully develop and commercialize the technologies acquired from Cygnus, Inc. and Debiotech, SA;

•	technological breakthroughs in diabetes monitoring, treatment, or prevention that could render our products obsolete;

•	failure to capture recurring purchases of ancillary supplies by patients using our pumps;

•	an inability to adequately protect our intellectual property;

•	product liability lawsuits;

•	disputes over intellectual property rights, including the risk of court-ordered injunctions prohibiting our manufacture or sale of a product following a finding of patent infringement;

•	the failure to secure or retain third party coverage or reduced reimbursement for our products by third party payors; and,

•	general economic conditions.
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
Financial Operations Overview
Net Revenues. We generate revenues primarily from the sale of our external insulin pumps and ancillary supplies, including insulin cartridges and infusion sets. We invoice patients either directly or through their healthcare payors, such as insurance companies and health maintenance organizations and government payors. Levels of reimbursement from healthcare payors vary depending upon the specific benefits provided under each patient’s coverage. Net revenues for a particular product are the difference between the established billing rate for such product and the contractual allowance given to the healthcare payor.
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
During the nine months ended September 30, 2005, approximately 75% of our net revenues were for products sold directly to patients. We bill these patients directly or bill their healthcare payors. Levels of reimbursements from third party payors vary depending upon the specific benefits provided under each patient’s coverage. At the time of sale, we record revenues net of third party contractual allowances, which represent the difference between the established billing rate and third party payor payments.
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
Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Costs for pumps include material, labor, and manufacturing overhead. Ancillary supplies inventory and raw materials inventory include material costs only. Inventories include pumps returned to the Company as a loaner, demo or a warranty replacement and subsequently refurbished and recertified. We review our inventory balances monthly for obsolete inventory. We manage the risk of inventory obsolescence by validating product designs prior to product introduction, and by planning of inventory with respect to anticipated design changes. Once inventory is determined to be obsolete, the inventory is charged to cost of products sold, removed from our stockroom, and either scrapped or used for non-inventory purposes.
At September 30, 2005 and December 31, 2004, work in process included $5.7 million and $3.3 million, respectively, of refurbished pumps. The increase in the work in process was due to the Company’s decision during the third quarter of 2005 to ship new versus refurbished pumps to customers. The Company has resumed shipping these refurbished pumps during the fourth quarter of 2005 and intends to sell these pumps under certain government payor programs and internationally. The Company believes these pumps are fully realizable.

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

Three Months Ended September 30, 2005 and 2004
Results of Operations. The following tables set forth, for the periods indicated, certain operational information. A percentage breakdown of net revenues is presented for certain operational items. The breakdown of cost of products sold and gross margin is presented as a percentage of these respective items.

	Three Months Ended September 30,
	2005		2004		Change, 2005/2004
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Operations
Net revenues	$21,705	100.0%	$22,654	100.0%	$(949)	(4.2)%
Operating expenses:
Cost of products sold	8,109	37.4	8,666	38.3	(557)	(6.4)
Research and development expenses	2,226	10.2	1,746	7.7	480	27.5
Selling, general and administrative expenses	11,055	50.9	9,519	42.0	1,536	16.1

Total operating expenses	21,390	98.5	19,931	88.0	1,459	7.3

Income from operations	315	1.5	2,723	12.0	(2,408)	(88.4)
Interest income	139	0.6	155	0.7	(16)	(10.3)
Interest expense	(36)	(0.2)	(59)	(0.3)	23	39.0

Net income	$418	1.9%	$2,819	12.4%	$(2,401)	(85.2)%

	Three Months Ended September 30,
	2005		2004		Change, 2005/2004
	$	%	$	%	$	%
	(in thousands)
Net Revenues, Cost of Products Sold and Gross Margin
Net revenues (dollars and as a percent of total)
Insulin pumps	$12,584	58.0%	$17,278	76.3%	$(4,694)	(27.2)%
Ancillary supplies	9,121	42.0	5,376	23.7	3,745	69.7

Total	$21,705	100.0%	$22,654	100.0%	$(949)	(4.2)%

Cost of products sold (dollars and as a percent of total)
Insulin pumps	$3,759	46.4%	$5,276	60.9%	$(1,517)	(28.8)%
Ancillary supplies	4,350	53.6	3,390	39.1	960	28.3

Total	$8,109	100.0%	$8,666	100.0%	$(557)	(6.4)%

Gross margin (dollars and as a percent of total)
Insulin pumps	$8,825	64.9%	$12,002	85.8%	$(3,177)	(26.5)%
Ancillary supplies	4,771	35.1	1,986	14.2	2,785	140.2

Total	$13,596	100.0%	$13,988	100.0%	$(392)	(2.8)%

	Three Months Ended September 30,
	2005	2004
Gross margin % (as a percent of net revenues)
Insulin pumps	70.1%	69.5%
Ancillary supplies	52.3%	36.9%
Total	62.6%	61.7%

Net Revenues. Net revenues were $21.7 million in the three months ended September 30, 2005 compared to net revenues in the comparable prior year period of $22.7 million, which included the recognition of $5.5 million of revenue deferred from prior periods in connection with the pump upgrade program. As compared to the first half of 2005, the third quarter of 2005 showed a slight decline in demand for insulin pumps caused by the effects of Hurricane Katrina in the South and rising gas prices. Net revenues from domestic and foreign sales were $19.1 million and $2.6 million, respectively, in the three months ended September 30, 2005, and $21.9 million and $848,000, respectively, in the three months ended September 30, 2004. Net revenues for insulin pumps were $12.6 million in the three months ended September 30, 2005 compared to net revenues for the comparable prior year’s period of $17.3 million, which included $5.5 million of additional net revenue deferred or delayed from prior periods. Our average selling prices of pumps remained relatively stable over this period.
Net revenues from ancillary supplies, consisting of infusion sets, pump cartridges and other ancillary supplies, increased by $3.7 million in the three months ended September 30, 2005 versus the comparable period of 2004. The increase in net revenues from ancillary supplies was due to increased unit sales, as prices remained near prior period levels. The growth in unit sales reflected our growth in the number of patients using our pumps in 2005 and our retention of patients from prior years.
We anticipate net revenues for pumps and ancillary supplies to increase in the fourth quarter of 2005 as compared to the third quarter of 2005 and the prior year quarter as we further expand domestically and internationally and grow the ancillary supplies market.
Cost of Products Sold. Cost of products sold decreased by $557,000, or 6.4%, to $8.1 million in the three months ended September 30, 2005 from $8.7 million in the comparable period of 2004. The decrease was primarily due to the continuing reduction in the cost of our disposables. As a percentage of net revenues, cost of products sold decreased slightly to 37.4% in the three months ended September 30, 2005 from 38.3% in the comparable period of 2004. Cost of insulin pumps sold decreased by $1.5 million, or 28.8% in the three months ended September 30, 2005 as compared to the comparable period of 2004, which included $1.3 million of additional costs incurred as a result of the pump upgrade program.
Gross Margin. Gross margin increased to 62.6% in the three months ended September 30, 2005 from 61.7% in the comparable period of 2004. Gross margin for pumps increased to 70.1% in the three months ended September 30, 2005 from 69.5% in the comparable period of 2004 despite the favorable impact to the prior period’s gross margin from the increased volume associated with the pump upgrade program. Ancillary supplies gross margin increased to 52.3% in the three months ended September 30, 2005 from 36.9% in the comparable period of 2004 due to lower cost sources of supply.
It is anticipated that the gross margin and gross margin percentage for pumps will remain at current levels and will increase for ancillary supplies for the remainder of 2005. Reasons for this improvement include the introduction of our ezSet infusion sets, further reductions of the costs of our existing disposables, and increased absorption of manufacturing overheads.
Research and Development. Research and development expenses increased $480,000, or 27.5%, to $2.2 million in the three months ended September 30, 2005 from $1.7 million in the comparable period of 2004 reflecting increased spending on activities to improve existing products, develop new products and the costs of developing products associated with the Debiotech and Cygnus acquired technology. As a percentage of net revenues, research and development expenses increased to 10.2% in the three months ended September 30, 2005 from 7.7% in the comparable period of 2004.
We anticipate a similar increase in research and development costs for the remainder of 2005 from 2004 as compared to the increase in 2004 from 2003. In 2005, we expect approximately 80% of our research and development budget to be allocated to the development of pumps and ancillary supplies. We expect future net revenues from these products to supplant net revenues from existing products. The remaining approximately 20% of our research and development budget in 2005 is allocated towards development of long-term products, including micro-needles and continuous glucose sensors.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased by $1.5 million, or 16.1%, to $11.1 million in the three months ended September 30, 2005 from $9.5 million in the comparable period of 2004. As a percentage of net revenues, SG&A expenses increased to 50.9% in the three months ended September 30, 2005 from 42.0% in the comparable period of 2004.

Of the increase, $287,000 was related to higher costs principally associated with increased headcount in the sales, clinical, and marketing functions supporting increased selling activity for existing pumps and ancillary supplies. In addition, higher bad debt expense of $575,000 due to an increase in the aging of certain accounts, insurance costs of $213,000 due to the increase in sales volume, depreciation expense of $205,000 and professional fees related to Sarbanes-Oxley compliance and accounting related services of $125,000 contributed to higher SG&A costs in the three months ended September 30, 2005. The remaining increase is primarily attributable to increased marketing and promotional expenses.
We expect SG&A expenses to increase in absolute dollars in 2005 from 2004 as we expand our sales, clinical, and marketing efforts to support our growing business and incur consulting related costs primarily associated with Sarbanes-Oxley compliance. However, we expect that SG&A expenses as a percent of net revenues should decline as we continue to leverage our existing infrastructure.
Interest Income. Interest income decreased to $139,000 in the three months ended September 30, 2005 from $155,000 in the comparable period of 2004. The decrease was primarily due to a higher cash equivalent balance in the prior year period.
Interest Expense. Interest expense decreased to $36,000 in the three months ended September 30, 2005 from $59,000 in the comparable period of 2004. This reflects a lower outstanding debt balance than in the comparable period.
Net Income. We reported net income of $418,000 in the three months ended September 30, 2005 as compared to net income of $2.8 million in the comparable period of 2004. The net income for the three months ended September 30, 2004 resulted from the additional revenue associated with the shipment of the additional pumps under the pump upgrade program.

Nine Months Ended September 30, 2005 and 2004
Results of Operations. The following tables set forth, for the periods indicated, certain operational information. A percentage breakdown of net revenues is presented for certain operational items. The breakdown of cost of products sold and gross margin is presented as a percentage of these respective items.

	Nine Months Ended September 30,
	2005		2004		Change, 2005/2004
	$	%	$	%	$	%
			(in thousands)
Consolidated Statements of Operations
Net revenues	$62,493	100.0%	$47,911	100.0%	$14,582	30.4%
Operating expenses:
Cost of products sold	27,778	44.5	18,944	39.6	8,834	46.6
Research and development expenses	6,007	9.6	4,564	9.5	1,443	31.6
Selling, general and administrative expenses	32,755	52.4	26,940	56.2	5,815	21.6
Purchased in-process research and development	9,265	14.8	—	—	9,265	—

Total operating expenses	75,805	121.3	50,448	105.3	25,357	50.3

Loss from operations	(13,312)	(21.3)	(2,537)	(5.3)	(10,775)	(424.7)
Interest income	430	0.7	209	0.4	221	105.7
Interest expense	(139)	(0.2)	(301)	(0.6)	162	53.8

Net loss	$(13,021)	(20.8)%	$(2,629)	(5.5)%	$(10,392)	(395.3)%

	Nine Months Ended September 30,
	2005		2004		Change, 2005/2004
	$	%	$	%	$	%
	(in thousands)
Net Revenues, Cost of Products Sold and Gross Margin
Net revenues (dollars and as a percent of total)
Insulin pumps	$39,042	62.5%	$34,247	71.5%	$4,795	14.0%
Ancillary supplies	23,451	37.5	13,664	28.5	9,787	71.6

Total	$62,493	100.0%	$47,911	100.0%	$14,582	30.4%

Cost of products sold (dollars and as a percent of total)
Insulin pumps	$15,697	56.5%	$10,693	56.4%	$5,004	46.8%
Ancillary supplies	12,081	43.5	8,251	43.6	3,830	46.4

Total	$27,778	100.0%	$18,944	100.0%	$8,834	46.6%

Gross margin (dollars and as a percent of total)
Insulin pumps	$23,345	67.2%	$23,554	81.3%	$(209)	(0.9)%
Ancillary supplies	11,370	32.8	5,413	18.7	5,957	110.0

Total	$34,715	100.0%	$28,967	100.0%	$5,748	19.8%

	Nine Months Ended September 30,
	2005	2004
Gross margin % (as a percent of net revenues)
Insulin pumps	59.8%	68.8%
Ancillary supplies	48.5%	39.6%
Total	55.6%	60.5%

Net Revenues. Net revenues were $62.5 million and $47.9 million, respectively, for the nine months ended September 30, 2005 and 2004. Net revenues increased by $14.6 million, or 30.4% in the nine months ended September 30, 2005 from the comparable period of 2004. The increase resulted from the positive reception to the IR 1250 pump launch in the U.S. through the first half of 2005, the positive international market response of the IR 1200 pump, and continued growth of ancillary supplies. Net revenues from domestic and foreign sales were $53.8 million and $8.7 million, respectively, in the nine months ended September 30, 2005, and $45.3 million and $2.6 million, respectively, in the nine months ended September 30, 2004. Net revenues for insulin pumps were $39.0 million in the nine months ended September 30, 2005 compared to net revenues for the comparable prior year’s period of $34.2 million, which included $4.7 million of additional net revenue deferred or delayed from prior periods. The growth in net revenues from insulin pumps was primarily due to increases in unit shipments attributable to strong demand for the IR 1250 within the United States through the first half of 2005 and strong demand for the IR 1200 internationally. Our average selling prices of pumps remained relatively stable over this period.
Net revenues from ancillary supplies, consisting of infusion sets, pump cartridges and other ancillary supplies increased by $9.8 million in the nine months ended September 30, 2005 versus the comparable period of 2004. The increase resulted from increased unit sales, as prices remained near prior period levels. The growth in unit sales reflected our growth in the number of patients using our pumps in 2005 and our retention of patients from prior years.
Cost of Products Sold. Cost of products sold increased by $8.8 million, or 46.6%, to $27.8 million in the nine months ended September 30, 2005 from $18.9 million in the comparable period of 2004. The increase was primarily due to the increased volume of sales and an inventory write-down and additional reserves charged to expense of $2.8 million in June 2005. As a percentage of net revenues, cost of products sold increased to 44.5% in the nine months ended September 30, 2005 from 39.6% in the comparable period of 2004. The primary factor contributing to the increase was the $2.8 million of inventory write-down and increased reserve charges, which offset the improved absorption of manufacturing overhead costs associated with increased production volumes and improvement in labor and manufacturing efficiency. Cost of insulin pumps sold increased by $5.0 million, or 46.8% in the nine months ended September 30, 2005 as compared to the comparable period of 2004.
Gross Margin. Gross margin decreased to 55.6% in the nine months ended September 30, 2005 from 60.5% in the comparable period of 2004. Gross margin for pumps decreased to 59.8% in the nine months ended September 30, 2005 from 68.8% in the comparable period of 2004 due to the inventory write-down, increased reserve charges and increased international sales, which are typically made at a lower selling price than domestic sales. Ancillary supplies gross margin increased to 48.5% in the nine months ended September 30, 2005 from 39.6% in the comparable period of 2004. Gross margin improvement for ancillary supplies was attributable to lower cost sources of supply.
It is anticipated that the gross margin and gross margin percentage for pumps and ancillary supplies will increase from the current year to date percentage for the remainder of 2005. Reasons for this improvement include the introduction of our ezSet infusion sets, further reductions of the costs of our existing disposables, and increased absorption of manufacturing overheads.
Research and Development. Research and development expenses increased $1.4 million, or 31.6%, to $6.0 million in the nine months ended September 30, 2005 from $4.6 million in the comparable period of 2004, reflecting increased spending on activities to improve existing products and develop new products and the costs of developing products associated with the Debiotech and Cygnus acquired technology. As a percentage of net revenues, research and development expenses increased slightly to 9.6% in the nine months ended September 30, 2005 from 9.5% in the comparable period of 2004.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased by $5.8 million, or 21.6%, to $32.8 million in the nine months ended September 30, 2005 from $26.9 million in the comparable period of 2004. However, as a percentage of net revenues, SG&A expenses decreased to 52.4% in the nine months ended September 30, 2005 from 56.2% in the comparable period of 2004.
Of the increase, $1.5 million was related to higher costs principally associated with increased headcount in the sales, clinical, and marketing functions supporting increased selling activity for existing pumps and ancillary supplies. In addition, higher insurance costs of $719,000 due to increases in sales volume, bad debt expense of $889,000 due to an increase in the aging of certain accounts, depreciation expense of $495,000, expenses of approximately $326,000 related to correcting a software bug in the IR 1250, and professional fees related to Sarbanes-Oxley compliance and accounting related services of $299,000 contributed to higher SG&A costs in the nine months ended September 30, 2005. The remaining increase is primarily attributable to increased marketing and promotional expenses and general and administrative expenses associated with operating as a public company.
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

Interest Income. Interest income increased to $430,000 in the nine months ended September 30, 2005 from $209,000 in the comparable period of 2004. The increase was primarily due to a higher investment balance for the entire nine month period of 2005 compared to 2004.
Interest Expense. Interest expense decreased to $139,000 in the nine months ended September 30, 2005 from $301,000 in the comparable period of 2004. This reflects a lower outstanding debt balance than in the comparable period.
Net Loss. We reported a net loss of $13.0 million in the nine months ended September 30, 2005 as compared to a net loss of $2.6 million in the comparable period of 2004. The loss for the nine months ended September 30, 2005 was primarily due to the $9.3 million of purchased in-process research and development and the write-down of inventory and additional reserves charged to expense of $2.8 million. The net loss for the nine months ended September 30, 2004 was favorably impacted by $3.7 million as a result of the pump upgrade program.
Seasonality and Quarterly Results
Our business is affected by the reimbursement practices of third party payors. Many patients defer purchasing discretionary durable medical equipment, such as our insulin pumps, until they have satisfied their insurance deductibles, which typically occurs in the latter half of the calendar year.

	Quarterly Results
	2005			2004
	1st Qtr	2nd Qtr	3rd Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$19,348	$21,440	$21,705	$4,837	$20,420	$22,654	$20,015
Gross margin	11,265	9,854	13,596	1,896	13,083	13,988	11,973
Net income (loss)	(10,353)	(3,086)	418	(8,084)	2,636	2,819	(14,033)
Basic net income (loss) per share	(0.51)	(0.15)	0.02	(2.01)	0.24	0.15	(0.71)
Diluted net income (loss) per share	(0.51)	(0.15)	0.02	(2.01)	0.14	0.14	(0.71)
In the first quarter of 2004, our net revenues were $4.8 million as we deferred $4.5 million of net revenues resulting from the pump upgrade program initiated in November 2003. Additionally, our net revenues, in the first quarter of 2004, were impacted by our decision to stop shipment of pumps for the last three weeks in March 2004 in anticipation of the launch of the IR 1200 in April 2004. Revenue for the second quarter of 2004 benefited from the shipment of $2.3 million in revenue delayed at the end of the first quarter and an additional $3.8 million of revenue previously deferred as a result of the pump upgrade program and due to increased demand for our pumps and ancillary supplies. Revenue for the third quarter of 2004 benefited from $5.5 million of revenue previously deferred as a result of the pump upgrade program and due to increased demand for our pumps and ancillary supplies. Net revenue in the fourth quarter of 2004 fell slightly, despite increased demand, as we completed the upgrade program during the third quarter of 2004 and there was no recognition of revenues previously deferred from prior periods. Net revenue in the first quarter of 2005 fell slightly from fourth quarter 2004 as the first quarter domestic revenues tend to decline from the prior year’s fourth quarter as patients typically have met their insurance deductibles. The drop in revenue was partially offset by strong international sales. Net revenue for the second quarter of 2005 increased due to the continued strong demand of the IR 1250 in the U.S. and the IR 1200 internationally. Net revenue for the third quarter of 2005 increased slightly to $21.7 million due to sluggish demand for insulin pumps during the period resulting from the effects of the recent hurricanes and rising gas prices.
In the first quarter of 2004, the gross margin percentage was 39.2% due to the deferral of net revenues and associated costs due to the upgrade program and the decision to stop shipments of pumps for the last three weeks of March 2004. The gross margin in the second quarter of 2004 increased to 64.1% as a result of the increased absorption of overhead attributable to the increased volume of pumps from the pump upgrade program and the shipment in the second quarter of the unfulfilled orders from the first quarter, which combined contributed 3.7% to the improvement of gross margins. Gross margin in the third quarter of 2004 was 61.7%, which reflected a benefit of approximately 4.9% from the increased volume associated with the pump upgrade program, which offset the additional costs of approximately $439,000 attributable to the production ramp-up of the IR 1200. Gross margin in the fourth quarter of 2004 was 59.8%, with no benefit from the pump upgrade program as our obligation was completed in September 2004. Gross margin in the first quarter of 2005 was 58.2%. Gross margin in the period was adversely affected by a higher proportion of revenues stemming from international sales and increased warranty reserve charges. Gross margin in the second quarter of 2005 was 46.0% and was adversely affected by the inventory write-down and additional reserves charged to expense of $2.8 million and the additional costs to replace circuit boards of certain IR 1200 pumps during the refurbishment process. Gross margin in the third quarter of 2005 increased to 62.6% due to the continuing reduction in the cost of our disposables.

In the first quarter of 2004 the net loss was $8.1 million. Approximately $4.7 million of the net loss was attributable to the pump upgrade program and the resulting deferral of net revenues and associated costs as well as our decision to stop the shipment of pumps for the last three weeks of March 2004. In the second quarter of 2004, net income increased to $2.6 million as a result of additional revenue associated with the shipment of additional pumps under the pump upgrade program, the shipment in the second quarter of the unfulfilled orders from the first quarter and the increased demand for our products. Net income increased to $2.8 million in the third quarter of 2004 due to the additional revenue associated with the shipment of additional pumps under the pump upgrade program and the increased demand for both pumps and ancillary supplies. The net loss in the fourth quarter of 2004 was due to the write-off of purchased in-process research and development of $14.5 million associated with the Debiotech transaction. Of the $10.4 million of net loss in the first quarter of 2005, $9.3 million was due to the write-off of the purchased in-process research and development related to the Cygnus transaction and $326,000 was due to a charge taken for the recall of the IR 1250 pump. The $3.1 million net loss in the second quarter of 2005 was primarily attributable to the inventory write-down and additional reserves charged to expense of $2.8 million. In the third quarter of 2005, we recorded net income of $418,000.
Liquidity and Capital Resources
On May 25, 2004, we closed our IPO of 4,250,000 shares of our common stock at $15.00 per share. Additionally, the underwriters exercised the over-allotment option for the purchase of 637,500 additional shares of our common stock at the offering price of $15.00. Net proceeds, including the exercise of the over-allotment option, were approximately $65.7 million.
In addition, we have funded operations through lines of credit and long-term debt and lease financing. Our existing line of credit expired, unused, in May 2005. We have received proposals to extend and expand the line of credit. We anticipate completing this negotiation by the end of the fourth quarter.
Cash Used in Operating Activities. Cash used in operating activities was $2.5 million and $12.5 million in the nine months ended September 30, 2005 and 2004, respectively. The major use of cash for the nine months ended September 30, 2005 was primarily for working capital and the funding of the loss of $13.0 million, which included the write-off of $9.3 million of purchased in-process research and development. The major use of cash for the nine months ended September 30, 2004 was to fund the loss of $2.6 million and working capital, which offset the increases in accounts payable and accrued expense and other liabilities. Accounts receivable increased by $1.6 million during the nine months ended September 30, 2005 primarily due to the growth of our business and increased sales to Medicare and Medicaid patients, which are traditionally slow payment payors. Our inventory increased by $4.1 million during the nine months ended September 30, 2005 due primarily to the growth of our business and to an increase of refurbished pumps held in inventory as we revamped the refurbishing process of $2.5 million. The working capital increases were partially offset by increases in accounts payable and accrued expense and other liabilities.
Cash Used in Investing Activities. Cash used in investing activities was $14.2 million and $3.1 million for the nine months ended September 30, 2005 and 2004, respectively. The major uses of cash during 2005 were primarily for the Cygnus, Inc. technology acquisition and purchases of short-term investments. Additionally, investing activities consisted of the purchase of approximately $1.8 million and $3.1 million of capital expenditures for the nine months ended September 30, 2005 and 2004, respectively, primarily for manufacturing equipment and computer equipment to support the growth in our business during the period and to position us for expected growth in 2006 and beyond.
Cash Provided by Financing Activities. Net cash provided by financing activities was $3.8 million and $63.8 million for the nine months ended September 30, 2005 and 2004, respectively. The net cash provided by financing activities during the nine months ended September 30, 2005 was primarily due to the exercises of stock options and warrants. The net cash provided by financing activities during the nine months ended September 30, 2004 was primarily due to net proceeds of $66.5 million from our IPO, which were partially offset by the repayment of debt.
Operating Leases. At September 30, 2005, commitments related to future lease payments under operating leases, including the lease for our West Chester, Pennsylvania facility, are $293,000 in 2005, $1.2 million in 2006, $1.2 million in 2007, $1.2 million in 2008, $1.3 million in 2009, and $5.7 million beyond 2009. There were no material commitments related to future capital expenditures on approved projects at September 30, 2005. At September 30, 2005, we had $550,000 outstanding on a letter of credit for a security deposit on the lease for our facility. This letter of credit is collateralized by restricted cash.

As of September 30, 2005, we had cash, cash equivalents and short-term investments of $19.8 million. We expect to have negative cash flows for 2005 resulting primarily from the $10.6 million acquisition of the Cygnus technology. Additionally, we expect increased selling and administrative expenses, as we continue to increase spending for personnel and infrastructure improvement and for consulting services primarily related to Sarbanes-Oxley compliance. We believe that our current cash and any cash generated from our operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into 2006 and the foreseeable future. If existing cash and any cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks related to our operations result primarily from changes in interest rates. As of September 30, 2005, cash, cash equivalents and short-term investments of $19.8 million were maintained in money market funds, deposit accounts or commercial paper of short-term duration. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio.
Although approximately 12% and 14% of our net revenues for the three and nine months ended September 30, 2005 were derived from sales outside of the United States and certain of our product components are sourced from suppliers outside of the United States, all of our transactions are invoiced in U.S. dollars. Accordingly, we have no material direct exposure to currency exchange risk. However, future fluctuations in the value of the U.S. dollar may affect demand for our products sold in foreign countries (or alternatively cause us to reduce selling prices) as well as the cost of our foreign-sourced components. As of September 30, 2005, we were not engaged in any foreign currency hedging activities.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 which materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
No material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Set forth below is information regarding shares of common stock that were issued during the fiscal quarter ended September 30, 2005. Also included is the consideration, if any, received by us for those shares, and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

During the fiscal quarter ended September 30, 2005 our stockholders exercised warrants to acquire 6,127 shares of common stock at a weighted average exercise price of $9.07 per share. We received an aggregate of $55,591 from the exercise of these warrants.

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

The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting the foregoing expenses) were $65,745,361. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

Purchases of real estate	—
Acquisitions of technology	22,868,631
Repayment of indebtedness	4,767,234
Working capital	18,334,830
Cash, cash equivalents and short-term investments	19,774,666

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
(c) None.
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
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

/s/ Richard Baron

Richard Baron
Vice President, Finance and Chief Financial Officer

DATE: November 21, 2005	Animas Corporation
(Registrant)